Form 10-K/A
MERRILL LYNCH DEPOSITOR INC PPLUS TRUST SERIES FMC-1
filed 2004-03-30
CIK 1221757

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           --------------------------

              For the fiscal year ended:            Commission file number:
                  December 31, 2003                        001-31620

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES FMC-1)
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-3891329
           (State or other                         (I. R. S. Employer
           jurisdiction of                         Identification No.)
           incorporation)



        World Financial Center,                            10080
          New York, New York                            (Zip Code)
         (Address of principal
          executive offices)


                           --------------------------

          Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series FMC-1, listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

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

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's class of common stock, as of the latest practicable date.

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

Merrill Lynch Depositor, Inc. (on behalf of PPLUS Trust Series FMC-1) hereby amends its Annual Report for the period from March 13, 2003 through December 31, 2003 in its entirety as set forth below.

     PART I

     Item 1.   Business

               For information with respect to the underlying securities held by PPLUS Trust Series FMC-1, please refer to Ford Motor Company's (Commission file number 001-03950) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

               Although we have no reason to believe the information concerning the underlying securities or the underlying securities issuer contained in the underlying securities issuer's Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer (including, without limitation, no investigation as to its financial condition or creditworthiness) or of the underlying securities has been made. You should obtain and evaluate the same information concerning the underlying securities issuer as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer. There can be no assurance that events affecting the underlying securities or the underlying securities issuer have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above. PPLUS Trust Series FMC-1 was established on March 13, 2003 pursuant to the PPLUS Trust Certificates Series FMC-1 Series Supplement dated March 13, 2003 as attached as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2003.

     Item 2.   Properties

               None.

     Item 3.   Legal Proceedings

               None.

     Item 4.   Submission of Matters to a Vote of Security Holders

               None.

     PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters

               The Trust Certificates issued by PPLUS Trust Series FMC-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.

     Item 6.   Selected Financial Data

               Not Applicable.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Not Applicable.

    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

               Not Applicable.

     Item 8.   Financial Statements and Supplementary Data

               Not Applicable.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

               None.

    Item 9A.   Controls and Procedures

               The Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2003 was filed late. The Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2004 for the period from March 13, 2003 through December 31, 2003, and as amended hereby, did not include as an exhibit (i) a trustee report on compliance with the Standard Terms for Trust Agreements dated February 20, 1998, as amended, between the Registrant and the Trustee, (ii) an independent accountants' report attesting to management's assertion that the Registrant complied with its PPLUS Minimum Servicing Standards and (iii) a certification by the chief executive officer of the Registrant certifying to such compliance with servicing standards. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

    PART III

    Item 10.   Directors And Executive Officers Of The Registrant

               Not Applicable.

    Item 11.   Executive Compensation

               Not Applicable.

    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               (a) Securities Authorized For Issuance Under Equity Compensation Plans: None.
               (b)    Security Ownership Of Certain Beneficial Owners: None.
               (c)    Security Ownership Of Management: Not Applicable.
               (d)    Changes In Control: None.

    Item 13.   Certain Relationships and Related Party Transactions

               None.

    Item 14.   Principal Accounting Fees and Services

               Not Applicable.

    PART IV

    Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a)(1) Financial Statements: Not Applicable

               (a)(2) Financial Statement Schedules: Not Applicable

               (a)(3) List of Exhibits

               The following exhibits are filed as part of, and incorporated by reference into, this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K:

                      31.1 Certification of President of Registrant dated March 30, 2004, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the period from March 13, 2003 through December 31, 2003.

                      99.1. Trustee's Annual Compliance Certificate dated March
                            30, 2004.

                      99.2. Independent Accountants' Report dated March 30,
                            2004, Management's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 30, 2004 and PPLUS Minimum Servicing Standards.

               (b)    Reports on Form 8-K

                      Trustee's report in respect of the July 16, 2003 distribution to holders of the PPLUS Trust Certificates Series FMC-1 incorporated herein by reference as Exhibit
                      99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2003.

                      Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2003 which includes as exhibits thereto, the Terms Agreement between the Registrant and Merrill Lynch, Pierce, Fenner & Smith, Incorporated dated March 10, 2003 and the PPLUS Trust Certificates Series FMC-1 Series Supplement, dated as of March 13, 2003 between the Registrant and the Trustee.

               (c)    Exhibits

                      The Registrant hereby files as part of this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               MERRILL LYNCH DEPOSITOR, INC.

Date: March 30, 2004                           By:/s/ Michael Frank Connor
                                                  -------------------------
                                                  Name:    Michael Frank Connor
                                                  Title:   President